Form 10-Q
period 2017-03-31
Carey Credit Income Fund 2018 T
filed 2017-05-15
CIK 1674786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01206
CAREY CREDIT INCOME FUND 2018 T
(Exact name of registrant as specified in its charter)

Delaware	37-1826285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 11, 2017 was 0.

 CAREY CREDIT INCOME FUND 2018 T

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Carey Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 24, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 24, 2017. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Carey Credit Income Fund 2018 T. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND 2018 T
STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

	March 31, 2017	December 31, 2016
Assets
Due from Advisors	$37,506	$17,000
Total assets	37,506	17,000

Liabilities
Accrued professional services fees	37,506	17,000
Total liabilities	37,506	17,000
Commitments and contingencies (Note 4. Commitments and Contingencies)
Net Assets	$—	$—

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 0 Common Shares issued and outstanding at March 31, 2017 and December 31, 2016	$—	$—
Paid-in-capital in excess of par value	—	—
Total net assets	$—	$—
Net asset value per Common Share	$—	$—
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2018 T
STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ended
March 31, 2017
Operating Expenses
Professional services fees	$20,506
Total operating expenses	20,506
Less: Expense support from related parties (See Note 3. Related Party Agreements and Transactions)	(20,506)
Net expenses	—
Net increase in net assets resulting from operations	$—
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2018 T
STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended
March 31, 2017
Operating activities
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Increase in operating assets:
Due from Advisors	(20,506)
Increase in operating liabilities:
Accrued professional services fees	20,506
Net cash provided by operating activities	—
Net increase in cash	—
Cash, beginning of period	—
Cash, end of period	$—
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2018 T
NOTES TO FINANCIAL STATEMENTS (Unaudited)
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
The Master Fund has elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund is externally managed by Carey Credit Advisors, LLC (the "Advisor"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund's investment portfolio. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission ("SEC"). The Advisor also provides administrative services necessary for the operations of the Company and the Master Fund. The Master Fund commenced investment operations on April 2, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
The Company's common shares ("Shares" or "Common Shares") are registered pursuant to a registration statement on Form N-2 (the “Registration Statement”), Securities Act File No. 333-211613 effective October 3, 2016, covering its continuous public offering of up to $1 billion of Common Shares (the “Public Offering”). The Company intends to use funds raised in its Public Offering to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering. As of March 31, 2017, and as of May 11, 2017, the Company has not sold any of its Common Shares, it has not acquired any Master Fund common shares, and it has not commenced investment operations.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The Company's interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements stipulated in Articles 6 and 10 of Regulation S-X, and therefore do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year. The Company's unaudited financial statements should be read in conjunction with the Master Fund's unaudited consolidated financial statements; the Master Fund's quarterly report on Form 10-Q is incorporated by reference and filed as an exhibit to this report.
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
Offering Expenses
The Company's offering expenses include legal fees, registration fees and other costs pertaining to the preparation of the Company's Registration Statement (and any amendments or supplements thereto) relating to its Public Offering. Offering expenses

Notes to Financial Statements (Unaudited)

will be recorded as deferred offering costs on the statement of assets and liabilities and then subsequently amortized to expense on the Company's statement of operations over 12 months on a straight-line basis when operations begin. During the three months ended March 31, 2017, the Company incurred offering expenses of $134,110, which were paid on behalf of the Company by the Advisors. The offering expenses do not presently represent a liability of the Company since the obligation to reimburse the Advisors for Advisor-paid offering expenses is solely conditional on the Company's receipt of equity capital from the sale of its Common Shares. (See Note 3. Related Party Agreements and Transactions and Note 4. Commitments and Contingencies).
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
Administrative Services Agreement
On October 3, 2016, the Company entered into an amended and restated administrative services agreement with the Advisor (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the Administrator (the "Administrator), performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. As of March 31, 2017, the Company had not incurred any obligation to reimburse the Administrator for any services or other expenses incurred directly by the Administrator or its affiliates.
Unless earlier terminated, the Administrative Services Agreement will remain in effect each year if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees. On May 11, 2017, the Company's Board of Trustees, including all of the Independent Trustees, approved the Administrative Services Agreement.
Organization and Offering Expense Reimbursement Agreement
On December 21, 2016, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The Company is conditionally obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering. There is no liability on the Company’s part for the offering or organization costs funded by the Advisors until the Company commences to raise capital

Notes to Financial Statements (Unaudited)

from the sale of its Common Shares. At such time, the Advisors will be entitled to receive up to 1.5% of the gross proceeds raised from shareholders until all offering costs and organization costs incurred, or to be incurred by the Advisors, have been recovered by the Advisors. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. In the event that the Advisors waive a reimbursement in connection with any specific capital raise amounts, then the Advisors may not later reinstate a reimbursement payment on such capital raise amount. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company.
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
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any month occurring within three years of the date on which the Advisors funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, a performance-based incentive fee, organization and offering expenses, distribution and shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The Company or the Advisors may terminate the Expense Support Agreement at any time after December 31, 2017. The Expense Support Agreement will automatically terminate (i) if the Company terminates the investment advisory agreement, (ii) if the Company's Board of Trustees makes a determination to dissolve or liquidate the Company or (iii) upon a liquidity event of the Company. A Liquidity Event could include: (i) the purchase by the Master Fund for cash of all of the Company’s Master Fund shares at net asset value and the distribution of that cash to the Company’s shareholders on a pro rata basis in connection with the Company’s complete liquidation and dissolution; or (ii) subject to the approval of the shareholders of the Company and all other feeder funds, a listing of the shares of the Master Fund on a national securities exchange and the liquidation and dissolution of each feeder fund, including the Company, at which point all shareholders of each feeder fund would become direct shareholders of the Master Fund.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from Advisors	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
December 2016	$17,000	$—	$17,000	NM	$0.00	December 31, 2019
January 2017	7,063	—	7,063	NM	$0.00	January 31, 2020
February 2017	6,380	—	6,380	NM	$0.00	February 29, 2020
March 2017	7,063	—	7,063	NM	$0.00	March 31, 2020
Total	$37,506	$—	$37,506
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

Dealer Manager Agreement
On April 12, 2017, the Company entered into a second amended and restated dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement.
Beginning in the first calendar quarter after the close of the Company's Public Offering, the Company will be subject to distribution and shareholder servicing fees, to be paid quarterly to the Dealer Manager, at an annual rate of 0.90% of the average net purchase price per share to compensate the Dealer Manager and participating broker-dealers for services and expenses for providing shareholder services to their investor clients who become shareholders of the Company. The Company will cease paying the distribution and shareholder servicing fees at the earlier of: (i) the date at which the underwriting compensation from all sources, including the distribution and shareholder servicing fees, offering fees paid to the Dealer Manager for underwriting, and underwriting compensation paid by the Company and shareholders, equals 10% of the gross proceeds from the Company's Public Offering, excluding proceeds from the sale of Shares pursuant to the Company's distribution reinvestment program; and (ii) the date at which a liquidity event (as described in the Company's Registration Statement) occurs.
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
Note 4. Commitments and Contingencies
As of March 31, 2017, the Advisors have incurred total organization and offering costs on behalf of the Company of approximately $782,536, comprised of $19,924 in organization costs and $762,612 in offering costs. Under the terms of the O&O Agreement, the Company is conditionally obligated to reimburse the Advisors for these organization and offering costs solely in connection with the capital raise activity of its Public Offering. The Company’s total obligation for organization and offering costs is capped at 1.5% of actual capital raised from its Public Offering, if any. The Company will have to raise a minimum of $52,169,067 in gross proceeds from the sale of Common Shares to reimburse the Advisors for these organization and offering costs. The Company has no financial liability to reimburse the Advisors for offering or organization costs paid by the Advisors until the Company commences to raise capital from the sale of its Common Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Carey Credit Income Fund 2018 T. The Term "Master Fund" refers to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (unaudited), unless otherwise defined herein.
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
Results of Operations
Operating Expenses
We have not yet commenced investment operations and therefore there are no comparative prior years. Operating expenses consisted of the following major components for the three months ended March 31, 2017:

Three Months Ended
March 31, 2017
Professional services fees	$20,506
Total operating expenses	20,506
Less: Expense support from related parties	(20,506)
Net expenses	$—
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase when we commence the issuance of Common Shares,raise equity capital and commence investment operations.
The composition of our professional services fees for the three months ended March 31, 2017:

Three Months Ended
March 31, 2017
Audit expense	$20,506
Total professional services fees	$20,506
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from the Advisors pursuant to the Expense Support Agreement. Our primary uses of cash may include (i) investment in Master Fund common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders and (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program. We do not intend to issue any senior securities, including preferred securities.
We intend to manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is intended to be invested in the Master Fund's common shares.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of March 31, 2017.
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
Related Party Agreements and Transactions
We have entered into agreements with the Advisor, and certain of its affiliates, and GPIM whereby we agreed to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative services, expense support, organization and offerings costs incurred on our behalf and (iii) compensate for capital market services in connection with the marketing and distribution of our Shares. See Note 3. Related Party Agreements and Transactions for a discussion of related party agreements and transactions and expense reimbursement agreements.
Reimbursement to the Advisors for Organization and Offering Expenses
See Note 3. Related Party Agreements and Transactions.
Reimbursement to the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. These reimbursement expenses are periodically reviewed and approved by the Independent Trustees Committee of our Board of Trustees. See Note 3. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
None.
Item 4. Controls and Procedures.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At May 11, 2017, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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

Item 1A. Risk Factors.
As of March 31, 2017, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 24, 2017.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND 2018 T

Date:	May 15, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2017	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
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

10.4
Second Amended and Restated Dealer Manager Agreement by and among Carey Credit Income Fund 2016 T, Carey Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Carey Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5
Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with Carey Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended March 31, 2017. (Filed herewith.)