Form 10-Q
period 2017-06-30
Carey Credit Income Fund 2018 T
filed 2017-08-14
CIK 1674786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 4, 2017 was 0.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND 2018 T
STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

	June 30, 2017	December 31, 2016
Assets
Cash	$14,876	$—
Due from Advisors	32,253	17,000
Prepaid expenses	2,137	—
Total assets	49,266	17,000

Liabilities
Accounts payable, accrued expenses and other liabilities	$431	$—
Accrued professional services fees	48,835	17,000
Total liabilities	49,266	17,000
Commitments and contingencies (Note 4. Commitments and Contingencies)
Net Assets	$—	$—

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 0 Common Shares issued and outstanding at June 30, 2017 and December 31, 2016	$—	$—
Paid-in-capital in excess of par value	—	—
Total net assets	$—	$—
Net asset value per Common Share	$—	$—
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2018 T
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Operating Expenses
Trustees fees	$863	$863
Professional services fees	37,909	58,415
Organization expenses	2,745	2,745
Other expenses	431	431
Total operating expenses	41,948	62,454
Less: Expense support from related parties (See Note 3. Related Party Agreements and Transactions)	(39,203)	(59,709)
Reimbursable organization expenses paid by Advisors (See Note 4. Commitments and Contingencies)	(2,745)	(2,745)
Net increase in net assets resulting from operations	$—	$—
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2018 T
STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended
June 30, 2017
Operating activities
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Increase in operating assets:
Due from Advisors	(15,253)
Other assets	(2,137)
Increase in operating liabilities:
Accounts payable, accrued expenses and other liabilities	431
Accrued professional services fees	31,835
Net cash provided by operating activities	14,876

Net increase in cash	14,876
Cash, beginning of period	—
Cash, end of period	$14,876
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
The Company's common shares ("Shares" or "Common Shares") are registered pursuant to a registration statement on Form N-2 (the “Registration Statement”), Securities Act File No. 333-211613 effective October 3, 2016, covering its continuous public offering of up to $1 billion of Common Shares (the “Public Offering”). The Company intends to use funds raised in its Public Offering to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering. As of June 30, 2017, and as of August 4, 2017, the Company has not sold any of its Common Shares, it has not acquired any Master Fund common shares, and it has not commenced investment operations.
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

Notes to Financial Statements (Unaudited)

Offering Expenses
The Company's offering expenses include legal fees, registration fees and other costs pertaining to the preparation of the Company's Registration Statement (and any amendments or supplements thereto) relating to its Public Offering. Offering expenses will be recorded as deferred offering costs on the statement of assets and liabilities and then subsequently amortized to expense on the Company's statement of operations over 12 months on a straight-line basis when operations begin. During the three and six months ended June 30, 2017, the Company incurred offering expenses of $61,384 and $195,494, respectively, which were paid on behalf of the Company by the Advisors. The offering expenses do not presently represent a liability of the Company since the obligation to reimburse the Advisors for Advisor-paid offering expenses is solely conditional on the Company's receipt of equity capital from the sale of its Common Shares. (See Note 3. Related Party Agreements and Transactions and Note 4. Commitments and Contingencies).
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
The Company has entered into agreements with the Advisor whereby the Company agrees to (i) receive expense support payments from the Advisor and (ii) reimburse the Advisor for certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred on the Company's behalf. The Company has entered into an agreement with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), an affiliate of the Advisor, to compensate the Dealer Manager for capital market services in connection with the marketing and distribution of the Company's Shares. The Company has entered into agreements with GPIM whereby the Company agrees to (i) receive expense support payments from GPIM, and (ii) reimburse GPIM for certain expenses such as expense support and organization and offering costs incurred on the Company's behalf.
Administrative Services Agreement
On October 3, 2016, the Company entered into an amended and restated administrative services agreement with the Advisor (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the Administrator (the "Administrator), performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. As of June 30, 2017, the Company had not incurred any obligation to reimburse the Administrator for any services or other expenses incurred directly by the Administrator or its affiliates.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to the Administrator upon the vote of the Company's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect each year if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees.

Notes to Financial Statements (Unaudited)

On May 11, 2017, the Company's Board of Trustees, including all of the Independent Trustees, approved the annual renewal of the Administrative Services Agreement.
Organization and Offering Expense Reimbursement Agreement
On December 21, 2016, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The Company is conditionally obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering. There is no liability on the Company’s part for the offering or organization costs funded by the Advisors until the Company commences to raise capital from the sale of its Common Shares. At such time, the Advisors will be entitled to receive up to 1.5% of the gross proceeds raised from shareholders until all offering costs and organization costs incurred, and future organization costs to be incurred, by the Advisors, have been recovered by the Advisors. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. In the event that the Advisors waive a reimbursement payment in connection with any specific capital raise amounts, then the Advisors may not later reinstate a reimbursement payment on such capital raise amount. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Advisors, with or without notice, The O&O Agreement shall automatically terminate in the event of (i) the termination by the Master Fund of the investment advisory agreement between the Master Fund and the Advisor or (ii) the Master Fund's board of trustees makes the determination to dissolve or liquidate the Master Fund.
Expense Support and Conditional Reimbursement Agreement
Pursuant to an expense support and conditional reimbursement agreement executed on December 21, 2016 by and between the Advisors and the Company (the "Expense Support Agreement"), the Advisors have agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. The Advisors agreed to reimburse the Company monthly for expenses in an amount equal to the difference between (i) the Company's cumulative distributions paid to its shareholders through such month, less (ii) the Company's estimated cumulative investment company taxable income and net capital gains through such month.
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
The Company may terminate the Expense Support Agreement at any time. The Advisors may terminate the Expense Support Agreement at any time after December 31, 2017. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the investment advisory agreement with the Advisor, or (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from Advisors	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
December 2016	$17,000	$—	$17,000	NM	NA	December 31, 2019
January 2017	7,063	—	7,063	NM	NA	January 31, 2020
February 2017	6,380	—	6,380	NM	NA	February 29, 2020
March 2017	7,063	—	7,063	NM	NA	March 31, 2020
April 2017	6,836	—	6,836	NM	NA	April 30, 2020
May 2017	7,063	—	7,063	NM	NA	May 31, 2020
June 2017	25,304	—	25,304	NM	NA	June 30, 2020
Total	$76,709	$—	$76,709
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by the Advisors. Regular cash distributions do not include declared special cash or share distributions, if any. "NA" means not applicable since no shares were outstanding and therefore no distributions were declared by the Company's board of trustees.

Dealer Manager Agreement
On April 12, 2017, the Company entered into a second amended and restated dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement. The Deal Manager Agreement may be terminated by the Company or the Dealer Manager upon 60 calender days' written notice to the other party. In the event that the Company or the Dealer Manager terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
On June 15, 2017, the Board of Directors of WPC approved a plan to exit all non-traded retail fundraising activities carried out by the Dealer Manager, its wholly-owned broker-dealer subsidiary, effective June 30, 2017, in keeping with WPC’s long-term strategy of focusing exclusively on net lease investing for its balance sheet. The Company, the Master Fund, and any other affiliated feeder funds is within the scope of WPC's plan to exit all non-retail fundraising activities.
Beginning in the first calendar quarter after the close of the Company's Public Offering, the Company will be subject to distribution and shareholder servicing fees, to be paid quarterly to the Dealer Manager, at an annual rate of 0.90% of the average net purchase price per share to compensate the Dealer Manager and participating broker-dealers for services and expenses for providing shareholder services to their investor clients who become shareholders of the Company. The Company will cease paying the distribution and shareholder servicing fees at the earlier of: (i) the date at which the underwriting compensation from all sources, including the distribution and shareholder servicing fees, offering fees paid to the Dealer Manager for underwriting, and underwriting compensation paid by the Company and shareholders, equals 10% of the gross proceeds from the Company's Public Offering, excluding proceeds from the sale of Shares pursuant to the Company's distribution reinvestment program; (ii) the date at which a liquidity event (as described in the Company's Registration Statement) occurs, or (iii) the date that the Dealer Manager Agreement is terminated by the Dealer Manager or the Company.
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North

Notes to Financial Statements (Unaudited)

American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
Note 4. Commitments and Contingencies
As of June 30, 2017, the Advisors have incurred total organization and offering costs on behalf of the Company of approximately $846,664, comprised of $22,669 in organization costs and $823,995 in offering costs. Under the terms of the O&O Agreement, the Company is conditionally obligated to reimburse the Advisors for these organization and offering costs solely in connection with the capital raise activity of its Public Offering. The Company’s total obligation for organization and offering costs is capped at 1.5% of actual capital raised from its Public Offering, if any. The Company will have to raise a minimum of $56,444,267 in gross proceeds from the sale of Common Shares to reimburse the Advisors for these organization and offering costs. The Company has no financial liability to reimburse the Advisors for offering or organization costs paid by the Advisors until the Company commences to raise capital from the sale of its Common Shares.
Note 5. Subsequent Events
In connection with the recent announcement by WPC, the parent of our Advisor, of its decision to exit retail fundraising and to focus on its core real estate business, the Advisor has decided to resign as investment advisor to the Master Fund. At a Board Meeting held on August 10, 2017 (the “Board Meeting”), the Master Fund’s Board of Trustees (the “Board”) accepted the resignation of the Advisor as the Master Fund’s investment advisor (the “Advisor Resignation”) to become effective on September 11, 2017 (the “Advisor Resignation Date”) and appointed GPIM as the Master Fund’s interim advisor to become effective on the Advisor Resignation Date (the “Interim Advisor Appointment”). In connection with the Advisor Resignation and the Interim Advisor Appointment, the Board terminated the Investment Sub-Advisory Agreement with GPIM, approved Expense Support and Conditional Reimbursement Agreements with GPIM, and approved Organization and Offering Expense Reimbursement Agreements with GPIM, each to become effective on the Advisor Resignation Date. The Master Fund’s Board, including all of the Independent Trustees, approved a new investment advisory agreement with GPIM (the “New Advisory Agreement”) to become effective upon approval by a majority of the Master Fund’s outstanding common shares (as defined in the 1940 Act). The Interim Advisor Appointment will terminate upon the earlier to occur of (i) 150 days from the Advisor Resignation Date or (ii) the date Master Fund shareholders approve the New Advisory Agreement. At the Board Meeting, the Board set a shareholder meeting date of October 13, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of the New Advisory Agreement. At the Board Meeting, the Master Fund’s Board of Trustees also accepted the resignation of Carey Credit Advisors LLC as the Master Fund’s (and each Feeder Fund’s) administrator to become effective on the Advisor Resignation Date and appointed GPIM as the Master Fund’s (and each Feeder Fund’s) new administrator to become effective on the Advisor Resignation Date. At the Board Meeting, the Master Fund’s Board of Trustees also approved the assignment of the Dealer Manager Agreement from the Dealer Manager to Guggenheim Funds Distributors, LLC effective immediately.
In making the Interim Advisor Appointment and approving the New Advisory Agreement, the Board of Trustees, including all of the Independent Trustees, considered a number of factors, including, but not limited to: (i) the Master Fund's and GPIM's performance; (ii) the ability of GPIM to maintain continuity in the investment advisory services that have been provided by the Advisor and GPIM to the Master Fund, including GPIM's expectation that the key personnel of the Advisor who currently provide services to the Master Fund (and the Feeder Funds) will continue to provide those services as employees of GPIM after the Advisor Resignation Date; (iii) GPIM’s representations that it intends to provide the same or greater scope and quality of investment advisory services to the Master Fund that it and the Advisor currently provide; (iv) the estimated fees and expenses of the Master Fund (and, as relevant, the Feeder Funds), including a lower annual management fee of 1.75% of the Master Fund’s average gross assets and continued expense support by GPIM with respect to the Feeder Funds' distributions to shareholders; and (v) GPIM's longer-term business goals with regard to the business and operations of the Master Fund and Feeder Funds. The Board also considered that the Funds' shareholders will not bear any costs associated with the Interim Advisor Appointment and the proposal to shareholders to approve the New Advisory Agreement. Additional information about the Board's considerations will be provided in the Master Fund's proxy materials that will be distributed in connection with the shareholder meeting to consider the approval of the New Advisory Agreement.

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
Results of Operations
Operating Expenses
We have not yet commenced investment operations and therefore there are no comparative prior years. Operating expenses consisted of the following major components for the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Trustees fees	$863	$863
Professional services fees	37,909	58,415
Organization expenses	2,745	2,745
Other expenses	431	431
Total operating expenses	41,948	62,454
Less: Expense support from related parties	(39,203)	(59,709)
Reimbursable organization expenses paid by Advisors	(2,745)	(2,745)
Net expenses	$—	$—
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase when we commence the issuance of Common Shares, raise equity capital and commence investment operations.
The composition of our professional services fees for the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Audit expense	$20,735	$41,241
Legal fees	17,174	17,174
Total professional services fees	$37,909	$58,415
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
As of June 30, 2017 our only source of cash is expense reimbursement payments from the Advisors and our only use of cash is the payment of operating expenses.
We intend to manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is intended to be invested in the Master Fund's common shares.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of June 30, 2017.
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
Valuation of Investments
We intend to invest substantially all of our equity capital in the purchase of the Master Fund's common shares.. As such, we will determine the fair value of our investment in the Master Fund as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares that we own.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Related Party Agreements and Transactions
We have entered into agreements with the Advisor, and certain of its affiliates, and GPIM whereby we agreed to (i) receive expense support payments from the Advisors, (ii) reimburse the Advisors for certain expenses, and to pay for, administrative services, expense support, organization and offerings costs incurred on our behalf, and (iii) compensate the Dealer Manager for capital market services in connection with the marketing and distribution of our Shares. See Note 3. Related Party Agreements and Transactions for a discussion of related party agreements and transactions and expense reimbursement agreements.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 4, 2017, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2017, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 24, 2017.
Item 5. Other Information.
On May 30, 2017, we reported that Mr. Mark M. Goldberg informed WPC of his intended resignation, effective as of July 10, 2017, from his positions with (i) WPC, the ultimate parent of our Advisor , (ii) President of the Master Fund and each of its feeder funds, and (iii) President of Carey Credit Advisors, to pursue other interests. The effective resignation date was subsequently revised to June 19, 2017. As of August 4, 2017, our President position was vacant.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND 2018 T

Date:	August XX, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	August XX, 2017	By:	/s/ Paul S. Saint-Pierre
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended June 30, 2017. (Filed herewith.)