Form 10-Q
period 2017-09-30
GUGGENHEIM CREDIT INCOME FUND 2018 T
filed 2017-11-09
CIK 1674786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01206
GUGGENHEIM CREDIT INCOME FUND 2018 T
(formerly CAREY CREDIT INCOME FUND 2018 T)
(Exact name of registrant as specified in its charter)

Delaware	37-1826285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 739-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 2, 2017 was 0.

 GUGGENHEIM CREDIT INCOME FUND 2018 T

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Carey Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 24, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 24, 2017. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Guggenheim Credit Income Fund 2018 T, formerly known as Carey Credit Income Fund 2018 T. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND 2018 T
STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

	September 30, 2017	December 31, 2016
Assets
Cash	$46,334	$—
Due from Related Parties	—	17,000
Prepaid expenses	1,381	—
Total assets	47,715	17,000

Liabilities
Accrued professional services fees	$27,732	$17,000
Due to Related Parties	19,983	—
Total liabilities	47,715	17,000
Commitments and contingencies (Note 4. Commitments and Contingencies)
Net Assets	$—	$—

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 0 Common Shares issued and outstanding at September 30, 2017 and December 31, 2016	$—	$—
Paid-in-capital in excess of par value	—	—
Total net assets	$—	$—
Net asset value per Common Share	$—	$—
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2018 T
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Operating Expenses
Trustees fees	$756	$1,619
Professional services fees	18,831	77,246
Organization expenses	2,550	5,295
Other expenses	216	647
Total operating expenses	22,353	84,807
Less: Expense support from related parties (See Note 3. Related Party Agreements and Transactions)	(19,803)	(79,512)
Organization expenses paid by related parties (See Note 4. Commitments and Contingencies)	(2,550)	(5,295)
Net increase in net assets resulting from operations	$—	$—
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2018 T
STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended
September 30, 2017
Operating activities
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Increase (decrease) in operating assets:
Due from Related Parties	17,000
Other assets	(1,381)
Increase in operating liabilities:
Accounts payable, accrued expenses and other liabilities	—
Accrued professional services fees	10,732
Due to Related Parties	19,983
Net cash provided by operating activities	46,334

Net increase in cash	46,334
Cash, beginning of period	—
Cash, end of period	$46,334
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2018 T
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2018 T (formerly known as Carey Credit Income Fund 2018 T) (the "Company") was formed as a Delaware statutory trust on March 18, 2016. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund"). The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund has elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund commenced investment operations on April 2, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC (t"CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund's investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees (the "Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. Guggenheim currently serves as investment advisor pursuant to an interim investment advisory agreement which commenced on September 11, 2017. The Master Fund's Board set a shareholder meeting date of October 20, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of a new investment advisory agreement between Guggenheim and the Master Fund. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
The Company's common shares ("Shares" or "Common Shares") are registered pursuant to a registration statement on Form N-2 (the “Registration Statement”), Securities Act File No. 333-211613 effective October 3, 2016, covering its continuous public offering of up to $1 billion of Common Shares (the “Public Offering”). The Company intends to use funds raised in its Public Offering to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering. As of September 30, 2017, and as of November 2, 2017, the Company has not sold any of its Common Shares, it has not acquired any Master Fund common shares, and it has not commenced investment operations.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC946”).
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
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Company, including the cost of legal services and other fees pertaining to the Company's organization. The reimbursement of Guggenheim-paid organization expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any reimbursement to Guggenheim for its funding of organization expenses will be recorded as "Reimbursement of Organization Expenses Paid by Related Parties"

Notes to Financial Statements (Unaudited)

in future periods on the statement of operations. (See Note 3. Related Party Agreements and Transactions and Note 4. Commitments and Contingencies).
Offering Expenses
The Company's offering expenses include legal fees, registration fees and other costs pertaining to the preparation of the Company's Registration Statement (and any amendments or supplements thereto) relating to its Public Offering. Offering expenses will be recorded as deferred offering costs on the statement of assets and liabilities and then subsequently amortized to expense on the Company's statement of operations over 12 months on a straight-line basis when operations begin. During the three and nine months ended September 30, 2017, the Company incurred offering expenses of $97,249 and $292,742, respectively, which were paid on behalf of the Company by CCA and Guggenheim. On September 5, 2017 the Company entered into an amended and restated organization and offering expense reimbursement agreement (the "O&O Agreement") with Guggenheim, and CCA for a limited purpose. Under the O&O Agreement, CCA agreed to cancel its rights to any and all future reimbursement of any remaining unreimbursed costs (the "CCA Waiver"). For the three and nine months ended September 30, 2017, the Company's potential future obligation to reimburse organization and offering costs was reduced by $450,575 due to the CCA Waiver. The offering expenses do not presently represent a liability of the Company since the obligation to reimburse the Guggenheim for Guggenheim-paid offering expenses is solely conditional on the Company's receipt of equity capital from the sale of its Common Shares. (See Note 3. Related Party Agreements and Transactions and Note 4. Commitments and Contingencies).
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
Note 3. Related Party Agreements and Transactions
Of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim. The memberships of the Company's Board of Trustees (the "Company's Board" or "Board of Trustees") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund.
The Company has entered into agreements with the Guggenheim whereby the Company agrees to (i) receive expense support payments and (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf. The Company has also approved the an assignment and assumption agreement with Guggenheim Funds Distributors, LLC, a Delaware limited liability company (the "Dealer Manager"or "GFD"), an affiliate of Guggenheim, to compensate it for capital market services in connection with the marketing and distribution of the Company's Shares.
Administrative Services Agreement
Prior to September 11, 2017, the Company was party to an amended and restated administrative services agreement with CCA (the "Prior Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the administrator (the "Prior Administrator), performed and oversaw the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Prior Administrator assisted in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions, and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimbursed the Prior Administrator the allocable portion of overhead and other expenses incurred by the Prior Administrator in performing its obligations under the Prior Administrative Services Agreement. On September 5, 2017, the Company entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator") agreed to provide administrative services, similar to those previously provided by CCA, commencing on September 11, 2017. As of September 30, 2017, the Company had not incurred any obligation to reimburse the Administrator or

Notes to Financial Statements (Unaudited)

Prior Administrator for any services or other expenses incurred directly by the Administrator, or the Prior Administrator, or their affiliates.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to the Administrator upon the vote of the Company's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect each year if approved annually by a majority of the Company's Board and the Company's independent trustees.
Organization and Offering Expense Reimbursement Agreement
On December 21, 2016, the Company entered into an organization and offering expense reimbursement agreement (the "Prior O&O Agreement") with CCA and Guggenheim. Under the Prior O&O Agreement the Company reimburses CCA and Guggenheim for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. On September 5, 2017, the Company entered into an amended and restated organization and offering expense reimbursement agreement (the "O&O Agreement") with \Guggenheim, and CCA for a limited purpose, in substantially the same form as the Prior O&O Agreement. Under the O&O Agreement, CCA has relinquished its rights to any and all future reimbursement of any remaining unreimbursed costs. The Company is conditionally obligated to reimburse Guggenheim for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering. There is no liability on the Company’s part for the offering or organization costs funded by Guggenheim until the Company commences to raise capital from the sale of its Common Shares. At such time, Guggenheim will be entitled to receive up to 1.5% of the gross proceeds raised from shareholders until all offering costs and organization costs incurred, and future organization costs to be incurred, by Guggenheim, have been recovered. Any such reimbursement will not exceed actual expenses incurred by Guggenheim and its affiliates. In the event that Guggenheim waives a reimbursement payment in connection with any specific capital raise amounts, then Guggenheim may not later reinstate a reimbursement payment request on such capital raise amount. Guggenheim will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. The O&O Agreement may be terminated at any time, without the payment of any penalty, by the Company or Guggenheim, with or without notice, The O&O Agreement shall automatically terminate in the event of (i) the termination by the Master Fund of the investment advisory agreement between the Master Fund and Guggenheim or (ii) the Master Fund's Board makes the determination to dissolve or liquidate the Master Fund.
Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with CCA and Guggenheim executed on December 21, 2016 (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between (i) the Company's cumulative distributions paid to its shareholders in such month, less (ii) the Company's estimated cumulative investment company taxable income and net capital gains in such month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) release CCA from all obligations to make further expense payments, (ii) terminate all of CCA's rights under the agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement, and (iii) permit the Company the option to limit or reduce the reimbursement of expenses in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' expense support payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense support payments and solely eligible for reimbursement of prior periods' expense support payments.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement or the Prior Expense Support Agreement if (and only to the extent that), during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense support payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Guggenheim was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors

Notes to Financial Statements (Unaudited)

made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense support payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, a performance-based incentive fee, organization and offering expenses, distribution and shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The Company may terminate the Expense Support Agreement at any time. Guggenheim may terminate the Expense Support Agreement at any time after December 31, 2017. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the investment advisory agreement with Guggenheim, or (ii) the Company's Board makes a determination to dissolve or liquidate the Company.
The specific amount of Guggenheim's expense support obligation is determined at the end of each month. Upon termination of the Expense Support Agreement by Guggenheim, they are required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of such agreement by either party. There can be no assurance that the Expense Support Agreement will remain in effect or that Guggenheim will reimburse any portion of the Company's expenses in future periods beyond December 31, 2017.
The table below presents a summary of all monthly expenses supported by the CCA and Guggenheim, the waived amounts in connection with CCA's termination of its rights to reimbursement of its expense support payment, and the associated dates through which such expenses are eligible for reimbursement by the Company:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Reimbursement	Expense Support Reimbursement to Guggenheim	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
December 2016	$17,000	$(8,500)	$—	$8,500	NM	NA	December 31, 2019
January 2017	7,063	(3,532)	—	3,531	NM	NA	January 31, 2020
February 2017	6,380	(3,190)	—	3,190	NM	NA	February 29, 2020
March 2017	7,063	(3,532)	—	3,531	NM	NA	March 31, 2020
April 2017	6,836	(3,418)	—	3,418	NM	NA	April 30, 2020
May 2017	7,063	(3,532)	—	3,531	NM	NA	May 31, 2020
June 2017	25,304	(12,652)	—	12,652	NM	NA	June 30, 2020
July 2017	9,891	(4,946)	—	4,945	NM	NA	July 31, 2020
August 2017	7,318	(3,659)	—	3,659	NM	NA	August 31, 2020
September 2017	2,594	—	—	2,594	NM	NA	September 30, 2020
Total	$96,512	$(46,961)	$—	$49,551
______________________

(1)
Other operating expenses include all expenses borne by the Company except organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by Guggenheim. Regular cash distributions do not include declared special cash or share distributions, if any. "NA" means not applicable since no shares were outstanding and therefore no distributions were declared by the Company's Board.

Dealer Manager Agreement
On April 12, 2017, the Company entered into a second amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC ("Carey Financial") and the Master Fund. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to GFD and the assignment agreement was approved by the Company's Board. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering, (ii) the administration of the Company's DSS Fee payments to selected dealers, and (iii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement. The Deal Manager Agreement may be terminated by the Company or GFD upon 60 calender days' written notice to the other party. In the event that the Company

Notes to Financial Statements (Unaudited)

or the Dealer Manager terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
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
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
Note 4. Commitments and Contingencies
As of September 30, 2017, Guggenheim had incurred total organization and offering costs, net of the CCA Waiver, on behalf of the Company of approximately $495,888, comprised of $12,610 in organization costs and $483,278 in offering costs. Under the terms of the O&O Agreement, the Company is conditionally obligated to reimburse Guggenheim for these organization and offering costs solely in connection with the capital raise activity of its Public Offering. The Company’s total obligation for organization and offering costs is capped at 1.5% of actual capital raised from its Public Offering, if any. The Company will have to raise a minimum of $33,059,200 in gross proceeds from the sale of Common Shares to reimburse Guggenheim for these organization and offering costs. The Company has no financial liability to reimburse Guggenheim for offering or organization costs paid by Guggenheim until the Company commences to raise capital from the sale of its Common Shares.
Note 5. Subsequent Events
On October 20, 2017, a new investment advisory agreement between the Master Fund and Guggenheim was approved by a majority (as such term is defined in the 1940 Act) of the votes cast by shareholders. The new investment advisory agreement replaced the Interim Investment Advisory Agreement effective as of October 20, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Guggenheim Credit Income Fund 2018 T. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (unaudited), unless otherwise defined herein.
Revenues
We will generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the operating performance of the Master Fund and its distributions paid to us.
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
Results of Operations
Operating Expenses
We have not yet commenced investment operations and therefore there are no comparative prior years. Operating expenses consisted of the following major components for the three and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Trustees fees	$756	$1,619
Professional services fees	18,831	77,246
Organization expenses	2,550	5,295
Other expenses	216	647
Total operating expenses	22,353	84,807
Less: Expense support from related parties	(19,803)	(79,512)
Reimbursable organization expenses paid by related parties	(2,550)	(5,295)
Net expenses	$—	$—
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase when we commence the issuance of Common Shares, raise equity capital and commence investment operations.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from CCA (from December 2016 to August 2017) and Guggenheim pursuant to the Expense Support Agreement. Our primary uses of cash may include (i) investment in Master Fund common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders and (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program. We do not intend to issue any senior securities, including preferred securities.
As of September 30, 2017 our only source of cash is expense reimbursement payments from Guggenheim and our only use of cash is the payment of operating expenses.
We intend to manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is intended to be invested in the Master Fund's common shares.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2017.
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
Valuation of Investments
We intend to invest substantially all of our equity capital in the purchase of the Master Fund's common shares. As such, we will determine the fair value of our investment in the Master Fund as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares that we own.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Related Party Agreements and Transactions
We have entered into agreements with Guggenheim and certain of its affiliates whereby we agreed to (i) receive expense support payments from Guggenheim, (ii) reimburse Guggenheim for certain expenses, and to pay for, administrative services, expense support, organization and offerings costs incurred on our behalf, and (iii) compensate the Dealer Manager for capital market services in connection with the marketing and distribution of our Shares. See Note 3. Related Party Agreements and Transactions for a discussion of related party agreements and transactions and expense reimbursement agreements.
Reimbursement of Guggenheim for Organization and Offering Expenses
See Note 3. Related Party Agreements and Transactions.
Reimbursement of the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. These reimbursement expenses are periodically reviewed and approved by the independent trustees committee of our Board. See Note 3. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At November 2, 2017, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2017, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 24, 2017.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2018 T

Date:	November 9, 2017	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Paul S. Saint-Pierre
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

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01206) filed October 23, 2017.)

3.4	Bylaws of the Registrant. (Incorporated by reference to Exhibit 99(b) filed with the Registrant's initial registration statement on Form N-2 (File No. 333-211613) filed on May 25, 2016.)

4.1
Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 2 to the Registrant's registration statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

10.1
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Form 10-Q (File No. 814-01091) filed on November 14, 2016)

10.2
Administrative Services Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.3
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

10.5
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

10.7
Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8
Expense Support and Conditional Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(k)(2) filed with Post-Effective Amendment No. 1 to the Registrant's registration statement on Form N-2 (File No. 333-211613) filed on January 31, 2017.)

10.9
Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.4 filed with Registrant's Form 8-K (File No. 814-01206) on August 16, 2017.)

10.10
Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(k)(4) filed with Post-Effective Amendment No. 1 to the Registrant's registration statement on Form N-2 (File No. 333-211613) filed on January 31, 2017.)

10.11
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Registrant's Form 8-K (File No. 814-01206) filed on August 15, 2017.)

10.12
Investment Management Agreement by and between Hamilton Finance LLC and Carey Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.13
Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1
Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 99(r)(1) filed with Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2017. (Filed herewith.)
* These items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the Company.